Form 10QSB
period 2007-03-31
GW One, Inc.
filed 2007-05-15
CIK 1381976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from    to

Commission File Number:  000-52336

GW ONE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	56-2594326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

268 Bush Street, #2608, San Francisco, California 94104 (Address of principal executive offices, zip code)

(415) 812-4318
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	150,000 shares of common stock as May 10, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒.

GW ONE, INC.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GW ONE, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

MARCH 31, 2007

ASSETS

CURRENT ASSETS
Cash	$5,352

Total Assets	$5,352

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,868
Shareholder’s loan	13,500

Total Liabilities	16,368

STOCKHOLDER’S EQUITY
Common stock, $.0001, par value
20,000,000 shares authorized
150,000 shares issued and outstanding	15
Additional paid in capital	14,985

Deficit accumulated during development stage	(26,016)

Total Stockholder’s Equity (Deficit)	(11,016)

Total Liabilities and Stockholder’s Equity	$5,352

The accompanying notes are an integral part of these financial statements.

GW ONE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

		For the
		Period from
		May 4, 2006
	For the three	(Date of
	months ended	Inception) to
	March 31,2007	March 31,2007

REVENUE	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	2,063	21,903
Travel	-	500
Other operating expenses	-	3,066

Total General and Administrative Expenses	2,063	25,469

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,063)	(25,469)

PROVISION FOR INCOME TAXES	547	547

NET LOSS	($ 2,610)	($26,016)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	($ 0.02)	($ 0.17)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	150,000	150,000

The accompanying notes are an integral part of these financial statements.

GW ONE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM MAY 4, 2006
(DATE OF INCEPTION) TO MARCH 31, 2007

				(Deficit)
	Common Stock			Accumulated	Total
		0.0001	Additional	During	Stockholder’s
		Stated	Paid in	Development	Equity
	Shares	Value	Capital	Stage	(Deficit)

BALANCE - May 4, 2006	-	$-	$-	$-	$-

Common stock issued	150,000	15	14,985	-	15,000

Net Loss	-	-	-	(23,406)	(23,406)

BALANCE - DECEMBER 31, 2006	150,000	$15	$14,985	($23,406)	($8,406)

Net Loss	-	-	-	(2,610)	(2,610)

BALANCE - MARCH 31, 2007	150,000	$15	$14,985	($26,016)	($11,016)

The accompanying notes are an integral part of these financial statements.

GW ONE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

		For the
		Period from
		May 4, 2006
	For the three	(Date of
	months ended	Inception) to
	March 31,2007	March 31,2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($ 2,610)	($26,016)
Adjustment to reconcile net loss to net cash used in
operating activities:
Changes in assets and liabilities:
Accrued expenses	(5,942)	2,868
Total Adjustments	(5,942)	2,868

Net Cash Used In Operating Activities	(8,552)	(23,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	15,000
Proceeds from shareholder’s loan	-	13,500

Net Cash Provided By Financing Activities	-	28,500

NET INCEASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,552)	5,352

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,904	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,352	$5,352

SUPPLEMENTARY INFORMATION
Income taxes paid	$547	$547
Interest paid	-	-

The accompanying notes are an integral part of these financial statements.

GW ONE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 1	ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated in the state of Delaware on May 4, 2006, for the purpose of seeking investment opportunities in the People’s Republic of China (‘PRC”).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash, accounts payable and accrued expenses, approximate fair value due to the short term nature of these items.

EARNINGS PER SHARE

The basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any options, warrants or similar securities since inception.

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

MARCH 31, 2007

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

NOTE 4	SHAREHOLDER’S LOAN

At December 28, 2006 the Company’s shareholder advanced $13,500 to the Company. This loan is represented by a demand note, unsecured and non-interest bearing.

NOTE 5	STOCKHOLDER’S EQUITY

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $.0001. For the period ended March 31, 2007 the Company issued a total of 150,000 shares in excess of the stated par value. The Company is authorized to issue 5,000,000 shares of preferred stock. As of March 31, 2007, the Company has not issued any shares of its preferred stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

PLAN OF OPERATIONS:

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

Results of Operation

We did not have any operating income from inception (May 4, 2006) through March 31, 2007, and recognized a net loss of $26,016. Expenses from inception were comprised of costs mainly associated with legal, accounting and other operating expenses.

Liquidity and Capital Resources

At March 31, 2007 had approximately $5,400 in cash and no other capital resources. We must rely upon the issuance of common stock and additional capital contributions or loans from our sole stockholder to fund administrative expenses pending acquisition of an operating company.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under of the Securities Exchange Act of 1934, as amended). Based on his most recent evaluation, he has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPANY NAME CORPORATION

Date: May 15, 2007	By:	/s/ Jianwen Sun
Jianwen Sun
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)