Form 10QSB
period 2007-09-30
GW One, Inc.
filed 2007-11-14
CIK 1381976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period from ____ to ____.

Commission file number 000-52336

GW ONE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	56-2594326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐ .

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	150,000 shares of common stock as November 13, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒.

GW ONE, INC.
 (A Development Stage Company)

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Unaudited Balance Sheet as of September 30, 2007	3

	Unaudited Statement of Operations for the Three-month and Nine-Month Periods Ended September 30, 2007 and 2006, and for the Period From May 4, 2006 (Inception) Through September 30, 2007	4

	Unaudited Statements of Cash Flows for the Nine-month Periods Ended September 30, 2007 and 2006, and for the Period From May 4, 2006 (Inception) Through September 30, 2007	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	8

Item 3.	Controls and Procedures	9

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

SIGNATURES		11

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

GW ONE, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

SEPTEMBER 30, 2007

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$773

Total Assets	$773

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,685
Shareholder’s loan	18,485

Total Liabilities	23,170

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $.0001, par value
20,000,000 shares authorized
150,000 shares issued and outstanding	15
Additional paid in capital	14,985

Deficit accumulated during development stage	(37,397)

Total Stockholder’s Equity (Deficit)	(22,397)

Total Liabilities and Stockholder’s Equity	$773

The accompanying notes are an integral part of these financial statements.

GW ONE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the
					Period from
					May 4, 2006
	For the three	For the three	For the nine	For the nine	(Date of
	months ended	months ended	months ended	months ended	Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	4,027	14,579	13,293	14,579	33,133
Travel		500		500	500
Other operating expenses	150	66	150	66	3,217

Total General and Administrative Expenses	4,177	15,145	13,443	15,145	36,850

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,177)	(15,145)	(13,443)	(15,145)	(36,850)

PROVISION FOR INCOME TAXES	-	-	547	-	547

NET LOSS	$(4,177)	$(15,145)	$(13,990)	$(15,145)	$(37,397)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.10)	$(0.09)	$(0.10)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	150,000	150,000	150,000	150,000	150,000

The accompanying notes are an integral part of these financial statements.

GW ONE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the
			Period from
			May 4, 2006
	For the nine	For the nine	(Date of
	months ended	months ended	Inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,990)	$(15,145)	$(37,397)
Adjustment to reconcile net loss to net cash used in
operating activities:
Changes in assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable and accrued expenses	(4,126)	2,079	4,685
Total Adjustments	(4,126)	2,079	4,685

Net Cash Used In Operating Activities	(18,116)	(13,066)	(32,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	15,000	15,000
Proceeds from shareholder’s loan	4,985	-	18,485

Net Cash Provided By Financing Activities	4,985	15,000	33,485

NET INCEASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,131)	1,934	773

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,904	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$773	$1,934	$773

SUPPLEMENTARY INFORMATION
Income taxes paid	$547	$-	$547
Interest paid	-	-	-

The accompanying notes are an integral part of these financial statements.

GW ONE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

CASH AND CASH EQUIVALENTS

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

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

SEPTEMBER 30, 2007

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

NOTE 4 – SHAREHOLDER’S LOAN

At December 28, 2006 the Company’s shareholder advanced $13,500 to the Company.  On July 12, 2007 the Company’s shareholder advanced $4,985 to the Company. These loans are represented by a demand note, unsecured and non-interest bearing.

NOTE 5 – STOCKHOLDER’S EQUITY

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $.0001. For the period ended September 30, 2007 the Company had a total of 150,000 shares outstanding in excess of the stated par value. The Company is authorized to issue 5,000,000 shares of preferred stock. As of September 30, 2007, the Company has not issued any shares of its preferred stock.

NOTE 6 – SUBSEQUENT EVENT

No subsequent event.

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

Results of Operation

We did not have any operating income from inception (May 4, 2006) through September 30, 2007, and recognized a net loss of $33,219.  Expenses from inception were comprised of costs mainly associated with legal, accounting and other operating expenses.

Liquidity and Capital Resources

At September 30, 2007 had approximately $773 in cash and no other capital resources.  We must rely upon the issuance of common stock and additional capital contributions or loans from our sole stockholder to fund administrative expenses pending acquisition of an operating company.  As of September 30, 2007, our stockholder had loaned to us a total of $18,485.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under of the Securities Exchange Act of 1934, as amended).  Based on his most recent evaluation, he has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.  There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GW ONE, INC.

Date: November 13, 2007	By:	/s/ Jianwen Sun
Jianwen Sun
Principal Executive Officer and Chief Financial Officer
(signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)